Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1998-2
filed 1999-04-06
CIK 1064357

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '033-99510-08

ADVANTA Mortgage Loan Trust 1998-2

New York                      33-0816529
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$816,228,407.82

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1998-2, (the "Trust" or "Issuer") is a New York common law trust established as of June 1, 1998, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors
(the "Sponsor") and ADVANTA Mortgage Corp. USA as Master Servicer
(the "Master Servicer") (together, the "Companies") and Bankers Trust
Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $925,000,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 1998-2, Class A-1, Class A-2, Class A-3, Class A-4,
Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class A-10, Class
A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class
A-17, Class A-18, Class A-19, Class F-IO and Class A-IO (the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On June 22, 1998, the Sponsor sold
$925,000,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Morgan Stanley Dean Witter, Lehamn Brothers and
Prudential Securities Incorporated. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-37107) on Form S-3 declared effective on October 30, 1997.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 1999, there were approximately 7 holders of the Class A-1 Certificates, 1 holder of the Class A-2 Certificates, 13 holders of the Class A-3 Certificates, 3 holders of the Class A-4 Certificates, 2 holders of the Class A-5 Certificates, 5 holders of the Class A-6 Certificates, 5 holders of the Class A-7 Certificates, 1 holder of the Class A-8 Certificates, 1 holder of the Class A-9 Certificates, 1 holder of the Class A-10 Certificates, 1 holder of the Class A-11 Certificates, 1 holder of the A-12 Certificates, 1 holder of the Class A-13 Certificates, 1 holder of the Class A-14 Certificates, 1 holder of the Class A-15 Certificates, 6 holders of the Class A-16 Certificates, 9 holders of the Class A-17 Certificates, 4 holders of the Class A-18 Certificates, 3 holders of the Class A-19 Certificates, 4 holders of the Class F-IO Certificates, and 1 holder of the Class A-IO Certificates. The number of holders includes individual participants in security position listings. As of December 26, 1998, 6 monthly distributions had been made to the holders of the Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On June 22, 1998, the Issuer issued $73,000,000.00 aggregate principal amount of Class A-1 Certificates having a pass-thru rate of 6.44%, $41,000,000.00 aggregate principal amount of Class A-2 Certificates having a pass-thru rate of 6.12% per annum, $34,000,000 aggregate principal amount of Class A-3 Certificates having a pass-thu rate of 6.19% per annum, $17,000,000 aggregate principal amount of Class A-4 Certificates having a pass-thru rate of 6.31% per annum, $24,000,000 aggregate principal amount of Class A-5 Certificates having a pass-thru rate of 6.33%
per annum, $27,000,000 aggregate principal amount of Class A-6 Certificates having a pass-thru rate of 6.63% per annum, $15,000,000 aggregate principal amount of Class A-7 Certificates having a pass-thru rate of 6.15%, $9,000,000 aggregate principal amount of Class A-8 Certificates having a pass-thru rate of 6.36% per annum, $88,000,000 aggregate principal amount of Class A-9 Certificates having a pass-thru rate of 6.44%, $61,000,000 aggregate principal amount of Class A-10 Certificates having a pass-thru rate of 6.12%, $38,000,000 aggregate principal amount of Class A-11 Certificates having a pass-thru rate of 6.21% per annum, $28,000,000 aggregate principal amount of Class A-12 Certificates having a pass-thru rate of 6.33%, $28,000,000 aggregate principal amount of Class A-13 Certificates having a pass-thru rate of 6.36%, $36,000,000 aggregate principal amount of Class A-14 Certificates having a pass-thru rate of 6.65%, $31,000,000 aggregate principal amount of Class A-15 Certificates having a pass-thru rate of 6.25%, $180,000,000 aggregate principal amount of Class A-16 Certificates having a floating rate, $60,000,000 aggregate principle amount of Class A-17 having a pass-thru rate of 6.05%, $101,250,000 aggregate principle amount of Class A-18 having a floating rate, $33,750,000 aggregate principle amount of Class A-19 having a pass-thru rate of 6.05%, which are collateralized by Mortgage Loans. The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Morgan Stanley Dean Wittier
Lehman Brothers, Prudential Securities Incorporated has been accounted for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Certificates, Series 1998-2, Class A-1 ("Class A-1 Certificates"), Class A-2 ("Class A-2 Certificates"), Class A-3 ("Class A-3 Certificates"), Class A-4 ("Class A-4 Certificates"), Class A-5 ("Class A-5 Certificates"), Class A-6 ("Class A-6 Certificates"), Class A-7 ("Class A-7 Certificates"), Class A-8 ("Class A-8 Certificates"), Class A-9 ("Class A-9 Certificates"), Class A-10 ("Class A-10 Certificates"),Class A-11 ("Class A-11 Certificates"), Class A-12 ("Class A-12 Certificates"),Class A-13 ("Class A-13 Certificates"), Class A-14 ("Class A-14 Certificates"),Class A-15 ("Class A-15 Certificates"), Class A-16 ("Class A-16 Certificates"),Class A-17 ("Class A-17 Certificates"), Class A-18 ("Class A-18 Certificates"),Class A-19 ("Class A-19 Certificates"), Class F-IO ("Class F-IO Certificates"),Class A-IO ("Class A-IO Certificates"),
(ii) the principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class A-10 Certificates, Class A-11 Certificates, Class A-12 Certificates, Class A-13 Certificates, Class A-14 Certificates, Class A-15 Certificates, Class A-16 Certificates, Class A-17 Certificates, Class A-18 Certificates, Class A-19 Certificates, Class F-IO Certificates, or Class A-IO Certificates and (iii) the percent that the principal amount of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class
A-8, Class A-9, Class A-10, Class A-11, Class A-12, Class A-13, Class
A-14, Class A-15, Class A-16, Class A-17, Class A-18, Class A-19, Class
F-IO or Class A-IO Certificates owned represents of the outstanding principal amount of the Class A-1, Class A-2, Class A-3, Class A-4,
Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class A-10, Class
A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class
A-17, Class A-18, Class A-19, Class F-IO, or Class A-IO Certificates, respectively. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Brown Brothers Harriman & Co.
Robert Davide
63 Wall Street, 8th Floor
New York, NY 10005                                      16.44%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      58.90%

Investors Bank & Trust/MF Custody
Joanne Lowe, 15th Floor
200 Clarendon Street
Boston, MA 02116                                         8.22%

Merrill Lynch, Pierce Fenner & Smith
V. O'Neill, Corp Park 287
4 Corporate Place
Piscataway, NJ 08855                                     5.48%

State Street Bank & Trust
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                    8.22%

Class A-2 Certificates
Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                     100.00%

Class A-3 Certificates
Bank of America Personal Trust
R. DeLaTorre, Prxy Unit # 38432
555 S. Flower Street, Level C
Los Angeles, CA 90071                                    5.88%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                       9.13%

Merrill Lynch, Pierce Fenner & Smith
V. O'Neill, Corp Park 287
4 Corporate Place
Piscataway, NJ 08855                                    52.94%

State Street Bank & Trust
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                   11.16%

Class A-4 Certificates
Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      64.71%

Keybank National Association
Karen Bednarski
4900 Tiedeman Road
Brooklyn, OH 44144                                       5.88%

State Street Bank & Trust
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                   29.41%

Class A-5 Certificates
Bankers Trust Company
J. Lasher c/o BT Services, Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     58.33%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      41.67%

Class A-6 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      11.11%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                       7.41%

Citibank, NA
Marta Hoosain
PO Box 30576
Tampa, FL 33630-3576                                    51.85%

Fleet Bank of Massachusetts, NA
Ms. J. Rath, Fleet Services Corp
2nd Floor NYROTO2B
Rochester, NY 14638                                      7.41%

US Bank National Association
R. Williams, MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN 55402                                   22.22%

Class A-7 Certificates
Bankers Trust Company
J. Lasher c/o BT Services, Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                      8.83%

Boston Safe Deposit & Trust
C. Holloway, c/o Mellon Bank NA
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259                                    27.83%

Northern Trust Company
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL 60607                                       59.17%

Class A-8 Certificates
Bankers Trust Company
J. Lasher c/o BT Services, Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                    100.00%

Class A-9 Certificates
Bankers Trust Company
J. Lasher c/o BT Services, Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                    100.00%

Class A-10 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                     100.00%

Class A-11 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                     100.00%

Class A-12 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                     100.00%

Class A-13 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                     100.00%

Class A-14 Certificates
Citibank, NA
Marta Hoosain
PO Box 30576
Tampa, FL 33630-3576                                   100.00%

Class A-15 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                     100.00%

Class A-16 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      25.00%

Boston Safe Deposit & Trust
C. Holloway, c/o Mellon Bank NA
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259                                     9.44%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      19.44%

Norwest Bank Minnesota, NA
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                              27.50%

Prudential Securities, Inc
Issuer Services, c/o ADP Proxy
51 Mercedes Way
Edgewood, NY 11717                                       7.22%

Republic National Bank of NY Investment Co
Anthony Pla'
One Hanson Place, Lower Level
Brooklyn, NY 11243                                      11.40%

Class A-17 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      34.50%

Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                      9.17%

Bank One Trust Company, NA-State
Scott Hammond
30 West Spring Street
Columbus, OH 43266-0581                                 16.67%

Boston Safe Deposit & Trust Co
C. Holloway, c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                                    10.00%

State Street Bank & Trust Co
J. Callahan, Global Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                   16.33%

Class A-18 Certificates
Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     24.69%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      60.49%

Marine/Treasury Investments
Linda Ng
140 Broadway - Level A
New York, NY 10015                                       9.88%

Prudential Securities, Inc
Issuer Services, c/o ADP Proxy
51 Mercedes Way
Edgewood, NY 11717                                       4.94%

Class A-19 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      29.63%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                       8.89%

Northern Trust Company
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL 60607                                       61.48%

Class F-IO Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      15.36%

Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     51.32%

State Street Bank & Trust Co
J. Callahan, Global Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                   32.73%

Class A-IO Certificates
Firstar Trust Company
Ferdinand Caldwell
777 E. Wisconsin Avenue
Milwaukee, WI 53202                                    100.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of June 1,
1998, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998, and mail such statement to the Certificateholders on or before the last day of March, 1999 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1999. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 1998, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1998.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 26, 1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective October
30, 1997.

(b)    Reports on Form 8-K.
              Six reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                          Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed



              July 27, 1998   Monthly Report for the June 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class A-10, Class A-11, Class A-12, Class A-13,
                              Class A-14, Class A-15, Class A-16, Class A-17
                              Class A-18, Class A-19, Class F-IO and Class A-IO issued by the ADVANTA Mortgage Loan Trust 1998-2.

              August 25, 1998 Monthly Report for the July 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class A-10, Class A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class A-17 Class A-18, Class A-19, Class F-IO and Class A-IO issued by the ADVANTA Mortgage Loan Trust 1998-2.

              September 25, 19Monthly Report for the August 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class A-10, Class A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class A-17 Class A-18, Class A-19, Class F-IO and Class A-IO issued by the ADVANTA Mortgage Loan Trust 1998-2.

              October 25, 1998Monthly Report for the September 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class A-10, Class A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class A-17 Class A-18, Class A-19, Class F-IO and Class A-IO issued by the ADVANTA Mortgage Loan Trust 1998-2.

              November 25, 199Monthly Report for the October 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class A-10, Class A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class A-17 Class A-18, Class A-19, Class F-IO and Class A-IO issued by the ADVANTA Mortgage Loan Trust 1998-2.

              December 28, 199Monthly Report for the November 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1998-2, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class A-10, Class A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class A-17 Class A-18, Class A-19, Class F-IO and Class A-IO issued by the ADVANTA Mortgage Loan Trust 1998-2.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1998-2
                 Registrant


BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration



March 31, 1999


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective October 30, 1997.

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company(293)
Attention:  Mark McNeill
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
June 1, 1998, relating to ADVANTA Mortgage Loan Trust 1998-2, I,
William P. Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.
         Mr. Mark Casale

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998.  As discussed in the accompanying Report of Management on Compliance with Minimum Servicing
Standards, Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining fidelity bond and errors and omissions policies.  Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp USA's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998, is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 26, 1999

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1998, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence.


BY;      /s/ William P. Garland               BY;      /s/ James L. Shreero
              William P. Garland                              James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing                                  and Chief Financial
                                                              Officer
                                                              Finance and Accounting

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 1998-2

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A-1                 73,000,000      60,138,591           322,7      3,265,055        3,587,799.16
A-2                 41,000,000      41,000,000           209,1                          209,100.00
A-3                 34,000,000      34,000,000           175,3                          175,383.33
A-4                 17,000,000      17,000,000            89,3                           89,391.67
A-5                 24,000,000      24,000,000           126,6                          126,600.00
A-6                 27,000,000      27,000,000           149,1                          149,175.00
A-7                 15,000,000      15,000,000            76,8                           76,875.00
A-8                   9,000,00        9,000,00            47,7                           47,700.00
A-9                 88,000,000      70,593,869           378,8      5,443,563        5,822,417.51
A-10                61,000,000      61,000,000           311,1                          311,100.00
A-11                38,000,000      38,000,000           196,6                          196,650.00
A-12                28,000,000      28,000,000           147,7                          147,700.00
A-13                28,000,000      28,000,000           148,4                          148,400.00
A-14                36,000,000      36,000,000           199,5                          199,500.00
A-15                31,000,000      31,000,000           161,4                          161,458.33
A-16              180,000,000.    163,369,097.           779,0      4,764,097        5,543,174.41
A-17                60,000,000      60,000,000           302,5                          302,500.00
A-18              101,250,000.      91,622,242           436,9      3,910,156        4,347,085.35
A-19                33,750,000      33,750,000           170,1                          170,156.25
F-IO*               55,000,000      55,000,000           229,1                          229,166.67
A-IO*               93,750,000      93,750,000           390,6                          390,625.00
RS                                                                                                   -

Totals            925,000,000.    868,473,801.        5,049,08    17,382,873.      22,431,957.68

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A-1                                                 56,873,536      6.440000%       6.440000%
A-2                                                 41,000,000      6.120000%       6.120000%
A-3                                                 34,000,000      6.190000%       6.190000%
A-4                                                 17,000,000      6.310000%       6.310000%
A-5                                                 24,000,000      6.330000%       6.330000%
A-6                                                 27,000,000      6.630000%       6.630000%
A-7                                                 15,000,000      6.150000%       6.150000%
A-8                                                   9,000,00      6.360000%       6.360000%
A-9                                                 65,150,305      6.440000%       6.440000%
A-IO                                                61,000,000      6.120000%       6.120000%
A-11                                                38,000,000      6.210000%       6.210000%
A-12                                                28,000,000      6.330000%       6.330000%
A-13                                                28,000,000      6.360000%       6.360000%
A-14                                                36,000,000      6.650000%       6.650000%
A-15                                                31,000,000      6.250000%       6.250000%
A-16                                              158,604,999.      5.202340%       5.784380%
A-17                                                60,000,000      6.050000%       6.050000%
A-18                                                87,712,086      5.202340%       5.784380%
A-19                                                33,750,000      6.050000%       6.050000%
F-IO*                                               55,000,000      5.000000%       5.000000%
A-IO*                                               93,750,000      5.000000%       5.000000%
RS                                                                  0.000000%       0.000000%

Totals                                            851,090,928.04

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A-1              00755WFD3          823.816321        4.421148      44.726786       49.147934     779.089535
A-2              00755WFE1        1,000.000000        5.100000       0.000000        5.100000   1,000.000000
A-3              00755WFF8        1,000.000000        5.158333       0.000000        5.158333   1,000.000000
A-4              00755WFG6        1,000.000000        5.258334       0.000000        5.258334   1,000.000000
A-5              00755WFH4        1,000.000000        5.275000       0.000000        5.275000   1,000.000000
A-6              00755WFJ0        1,000.000000        5.525000       0.000000        5.525000   1,000.000000
A-7              00755WFK7        1,000.000000        5.125000       0.000000        5.125000   1,000.000000
A-8              00755WFL5        1,000.000000        5.300000       0.000000        5.300000   1,000.000000
A-9              00755WFM3          802.203063        4.305156      61.858679       66.163835     740.344384
A-IO             00755WFN1        1,000.000000        5.100000       0.000000        5.100000   1,000.000000
A-11             00755WFP6        1,000.000000        5.175000       0.000000        5.175000   1,000.000000
A-12             00755WFQ4        1,000.000000        5.275000       0.000000        5.275000   1,000.000000
A-13             00755WFR2        1,000.000000        5.300000       0.000000        5.300000   1,000.000000
A-14             00755WFS0        1,000.000000        5.541667       0.000000        5.541667   1,000.000000
A-15             00755WFT8        1,000.000000        5.208333       0.000000        5.208333   1,000.000000
A-16             00755WFV3          907.606099        4.328203      26.467211       30.795414     881.138888
A-17             00755WFW1        1,000.000000        5.041667       0.000000        5.041667   1,000.000000
A-18             00755WFX9          904.911037        4.315350      38.618826       42.934176     866.292211
A-19             00755WFY7        1,000.000000        5.041667       0.000000        5.041667   1,000.000000
F-IO*            00755WFU5        1,000.000000        4.166667       0.000000        4.166667   1,000.000000
A-IO*            00755WFZ4        1,000.000000        4.166667       0.000000        4.166667   1,000.000000
RS               AM9802122            0.000000        0.000000       0.000000        0.000000       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      REO             Foreclosure
Group IA      Principal Balanc        6,154,68        2,139,65         935,64            55,2      3,826,470
              % of Pool Balanc        2.70820%        0.94150%       0.41171%        0.02430%       1.68373%
              Number of Loans              106              34             19               1             77
              % of Loans              3.08229%        0.98866%       0.55249%        0.02908%       2.23902%
Group IIA     Principal Balanc        8,001,05        2,199,33         603,83            73,7      6,089,279
              % of Pool Balanc        3.61128%        0.99267%       0.27254%        0.03328%       2.74840%
              Number of Loans              100              23              6               1             77
              % of Loans              4.22297%        0.97128%       0.25338%        0.04223%       3.25169%
Group IB      Principal Balanc        7,939,19        2,216,75      1,604,491           168,3      2,346,658
              % of Pool Balanc        2.73082%        0.76249%       0.55189%        0.05792%       0.80717%
              Number of Loans              133              43             29               2             36
              % of Loans              3.01314%        0.97417%       0.65700%        0.04531%       0.81559%
Group IIB     Principal Balanc        5,312,86           960,1         660,74                      1,183,114
              % of Pool Balanc        2.33778%        0.42247%       0.29074%        0.00000%       0.52060%
              Number of Loans               64              13              7               0             16
              % of Loans              4.29530%        0.87248%       0.46980%        0.00000%       1.07383%

                                              Loans in Bankrup      Group IA         1,483,060.11
                                                                   Group IIA         1,225,194.31
                                                                    Group IB         1,128,592.93
                                                                   Group IIB            445,127.76
                                                                                     4,281,975.11

Combined      REO BOOK VALUE                                                            319,293.00

General Mortgage Loan Information:
                                  Group IA       Group IIA       Group IB       Group IIB         Total
Beginning Aggregate Mortgage L    229,972,043.    225,827,346.   295,587,021.    126,588,521.   877,974,932.
Principal Reduction                   2,711,15        4,270,02      4,861,420        3,660,99    15,503,601.
Ending Aggregate Mortgage Loan    227,260,888.    221,557,318.   290,725,600.    122,927,524.   862,471,331.

Beginning Aggregate Mortgage L            3476            2411           4484            1529          11900
Ending Aggregate Mortgage Loan            3439            2368           4414            1490          11711

Current Weighted Average Coupo      10.253738%      10.355393%      9.750179%      10.072898%     10.084278%
Next Weighted Average Coupon R      10.251051%      10.351501%      9.741842%      10.064097%     10.078562%

Mortgage Loan Principal Reduction Information:
                                  Group IA       Group IIA       Group IB       Group IIB         Total
Scheduled Principal                      286,5           146,0         401,23            60,0         893,95
Curtailments
Prepayments                           2,424,58        4,078,37      4,337,687        3,600,91    14,441,556.
Repurchases/Substitutions                                              122,50                         122,50
Liquidation Proceeds                                      45,5                                          45,5
Other Principal

Less: Realized Losses                                      (5,                                          (5,6
Less: Delinquent Principal not

Total Principal Reduction             2,711,15        4,275,67      4,861,420        3,660,99    15,509,249.

Servicer Information:
                                  Group IA       Group IIA       Group IB       Group IIB         Total
Accrued Servicing Fee for the             95,8            94,0         123,16            52,7         365,82
Less: Amounts to Cover Interes              1,                                                           2,3
Less: Delinquent Service Fees             23,1            20,5           23,9            11,4           79,1
Collected Servicing Fees for C            71,3            72,9           99,2            40,8         284,33

Advanced Principal                        20,9              7,           35,1              6,           69,4
Advanced Interest                        483,4           423,7         482,62           225,9      1,615,786

                              Other           Subordination    Interest
              Prepayment      Unscheduled     Increase        Carry          Applied         Realized Loss
              Principal       Principal       Principal       Forward        Realized Loss   Amortization
Class         Distributed     Distributed     Distributed     Amount         Amount          Amount
A-1                   2,712,58        2,912,06
A-2
A-3
A-4
A-5
A-6
A-7
A-8
A-9                   4,522,47        4,855,05
A-10
A-11
A-12
A-13
A-14
A-15
A-16                  3,957,97        4,249,04
A-17
A-18                  3,248,52        3,487,42
A-19

Total               14,441,556      15,503,601

                                                                                             Unpaid
                                                                                             Realized Loss
Class                                                                                        Amount
A-1
A-2
A-3
A-4
A-5
A-6
A-7
A-8
A-9
A-10
A-11
A-12
A-13
A-14
A-15
A-16
A-17
A-18
A-19

Total

                                                   Prior
                   Has a           Senior        Overcolla-    Supplemental   Subordination   Subordination
               Trigger Event    Enhancement     Teralization     Interest        Increase       Increase
                  Occurred       Percentage        Amount         Amount          Amount       Distributed
Group IA             NO             N/A               2,833,45                          166,5         166,54
Group IIA            NO             N/A               2,458,24                          494,0         494,06
Group IB             NO             N/A               2,993,15                          969,4         969,49
Group IIB            NO             N/A               1,216,27                          249,1         249,15

Total                                                 9,501,13                       1,879,27      1,879,272

                                                                                 Current         Target
                                                                                Overcolla-     Overcolla-
                                                                               teralization   teralization
                                                                                  Amount         Amount
Group IA                                                                             3,000,00      3,000,000
Group IIA                                                                            2,952,31      3,000,000
Group IB                                                                             3,962,64    10,075,000.
Group IIB                                                                            1,465,43      4,387,500

Total                                                                              11,380,403    20,462,500.

TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                           5,683,185.31

              Principal Collected:                                15,266,025.32

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                  39,936.60

              Delinquency Advances on Mortgage Interest:            1,615,786.52

              Delinquency Advances on Mortgage Principal                 69,491.19

              Substitution Amounts:                                    122,500.00

              Trust Termination Proceeds:                                           -

              Investment Earnings on Certificate Account:                16,893.95

              Sum of the Above Amounts:                                            22,813,818.89

LESS:

              Servicing Fees (including PPIS):                         286,675.13

              Dealer Reserve:                                                       -

              Trustee Fees:                                               5,121.52

              Insurance Premiums:                                        90,064.56

              Reimbursement of Delinquency Advances:                                -

              Reimbursements of Servicing Advances:                                 -

              Total Reductions to Available Funds Amount:                               381,861.21

              Total Available Funds:                                                             22,431,957.

